Form 10-K/A
period 2000-12-31
MORTGAGE LENDERS HOME EQ LN TR MORT PAS THR CER SER 2000-1
filed 2002-07-23
CIK 1137124

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   033-84918-09

                         Mortgage Lenders Home Equity Loan Trust
                         Mortgage Pass-Through Certificates
                         Series 2000-1
        (Exact name of registrant as specified in its charter)



New York                           52-2241538
                                   52-2241540
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Mortgage Lenders Home Equity Loan Trust Series 2000-1 established pursuant to the Pooling and Servicing Agreement among Prudentail Securities Secured Financing Corporation, as Depositor, Mortgage Lenders Network USA, Inc., as Servicer, Mortgage Lenders Network USA, Inc., as Seller and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Mortgage Lenders Home Equity Loan Trust Series 2000-1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Mortgage Lenders Network USA, Inc. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Mortgage Lenders Network USA, Inc. <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Mortgage Lenders Network USA, Inc  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Mortgage Lenders Home Equity Loan Trust
Mortgage Pass-Through Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 22, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)    Mortgage Lenders Network USA, Inc. <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)    Mortgage Lenders Network USA, Inc. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)    Mortgage Lenders Network USA, Inc. <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)


    Grant Thornton (logo)
    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE
            AUDIT PROGRAM FOR MORTGAGE BANKERS AND MANAGEMENT ASSERTION

         To the Board of Directors of
         Mortgage Lenders Network USA, Inc. and Subsidiaries

                We have examined management's assertion about Mortgage Lenders Network USA, Inc.and Subsidiaries (the "Company") compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended September 30, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

                 Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

                In our opinion, management's assertion that Mortgage Lenders Network USA, Inc. and Subsidiaries complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

         Boston, Massachusetts
         November 17, 2000

    98 N. Washington St.
    Boston, MA 02114-1913
    Tel: 617 723-7900
    Fax: 617 723-3640




   EX-99.2 (a)


           Mortgage Lenders Network USA    (logo)

           Middlesex Corporate Center          860 344 5700
           Eleventh Floor, 213 Court Street    860 344 5707 Fax
           Middletown, Connecticut 06457



           November 17, 2000


           Grant Thornton LLP
           Certified Public Accountants
           98 North Washington Street
           Boston, MA 02114-1913

            Gentlemen:

            As of and for the year ended September 30, 2000, Mortgage Lenders Network USA, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Mortgage Lenders Network USA, Inc. had in effect a fidelity bond of $10,000,000 and errors and omissions policy in the amount of $5,000,000.

            Very truly yours,

            Mortgage Lenders Network USA, Inc,

            Mitchell Heffernan, President & Chief Executive Officer

            Randal S. Roberge, Senior Vice President & Chief Financial Officer

            Kevin J. Small, Senior Vice President & Chief Credit Officer


   EX-99.3 (a)

    OFFICER'S CERTIFICATE

    Mortgage Lenders Network USA, Inc.(the "Servicer"), in its capacity as Servicer under that certain Servicing Agreement dated as of April 1, 2000 (the "Servicing Agreement") among Mortgage Lenders Network Home Equity Loan Trust 2000-1 as Issuer, Mortgage Lenders Network USA, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Indenture Trustee, does hereby certify pursuant to Section 3.11 of the Servicing Agreement that as of the 14th day of September, 01, the monthly advances on the loans indicated on the attached schedule have been determined to be Nonrecoverable Advances.

    The Servicer is, therefore, exercising its right to reimburse itself for these Nonrecoverable advances and to stop making future monthly advances on these loans.

    IN WITNESS WHEREOF, I have hereunto signed my name as of this 14th day of September, 01.



    Sandra Daversa Jarish
    Vice President